Form 10-K/A
period 2020-12-31
Lefteris Acquisition Corp.
filed 2021-07-06
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

i

EXPLANATORY NOTE

LEFTERIS ACQUISITION CORP.. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021, or the Original Filing, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statements as of October 23, 2020 and as of and for the periods ended September 30, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 19, 2021, after consultation with the Company’s board of directors, management concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on October 29, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part II – Item 8. Financial Statements and Supplementary Data.
•	Part II – Item 9A. Controls and Procedures.
•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 30, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 to this Amendment.

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

In connection with the closing and sale of the Over-Allotment Units and 94,653 additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $7,098,940 comprised of $6,956,961 of the proceeds from the closing and sale of the Over-Allotment Units (which amount includes $248,463 of the Underwriter’s deferred discount) and $141,979 of the proceeds of the sale of the additional 94,653 Private Placement Warrants, was placed in a trust account established for the benefit of the Company’s public stockholders and the underwriter of the IPO at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, common stock subject to redemption and related financial disclosures included in the Original Financial Statements. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

In connection with the closing and sale of the Over-Allotment Units and 94,653 additional Private Placement Warrants, a total of $7,098,940 comprised of $6,956,961 of the proceeds from the closing and sale of the Over-Allotment Units (which amount includes $248,463 of the Underwriter’s deferred discount) and $141,979 of the proceeds of the sale of the additional 94,653 Private Placement Warrants, was placed in a trust account established for the benefit of the Company’s public stockholders.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus dated October 22, 2020.

Item 6.	Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss from operations of $12,874,353, which consisted of formation costs of $770,470, a change in the fair value of the warrant liability of $11,690,720, and transaction costs associated with the IPO of 442,751, offset by interest earned on marketable securities held in the Trust Account of $29,588.

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

For the period from August 20, 2020 (inception) through December 31, 2020, cash used in operating activities was $808,421. Net loss of $12,874,353 was affected by transaction costs associated with the IPO of $442,751, a change in the fair value of the warrant liability of $11,690,720, interest earned on investments held in the Trust Account of $29,588 and changes in operating assets and liabilities, which provided $104,028 of cash for operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our certifying officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our certifying officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Based upon that evaluation, our certifying officers concluded that, due to the existence of a material weakness found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Note 2 to the financial statements included herein, our disclosure controls and procedures were not effective as of December 17, 2020, the date of our previously issued balance sheet filed with the SEC on Form 8-K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of December 17, 2020, as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. Upon issuance, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement. As discussed below and elsewhere in this Quarterly Report, this material weakness resulted in a restatement of our financial statements. Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Additionally, we must expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 19, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from August 20, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s amended Form S-1, filed on October 13, 2020 (File No. 333-249290))

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s amended Form S-1, filed on October 13, 2020 (File No. 333-249290))

4.6	Description of Registrant’s Securities

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

14.1	Code of Business Conduct and Ethics

24.1	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Filed herewith.
**	Furnished herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of July 2021.

By:	/s/ Karl Roessner
Name: Karl Roessner
Title: Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Karl Roessner and Jon Isaacson, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Casady	Chairman of the Board of Directors	July 6, 2021
Mark Casady

/s/ Karl Roessner	Chief Executive Officer and Director (Principal Executive Officer)	July 6, 2021
Karl Roessner

/s/ Jon Isaacson	Chief Financial Officer and Chief Corporate Development Officer (Principal Financial Officer and Principal Accounting Officer)	July 6, 2021
Jon Isaacson

/s/ David Bergers	General Counsel	July 6, 2021
David Bergers

/s/ Ryan Parker	Vice Chairman	July 6, 2021
Ryan Parker

/s/ April Rudin	Director	July 6, 2021
April Rudin

/s/ Asiff Hirji	Director	July 6, 2021
Asiff Hirji

/s/ Charles Roame	Director	July 6, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)  (the “SEC Staff Statement”) on April 12, 2021, which discusses  the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the SEC Staff Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
July 6, 2021

LEFTERIS ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current assets
Cash	$1,017,569
Due from Sponsor	141,979
Prepaid expenses	416,800
Total Current Assets	1,576,348

Cash and Investments held in Trust Account	207,128,528
Total Assets	$208,704,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$520,828
Accrued offering costs	48,475
Advances — related party	170,337
Total Current Liabilities	739,640

Warrant liability	23,890,377
Deferred underwriting fee payable	7,248,463
Total Liabilities	31,878,480

Commitments and contingencies

Class A common stock subject to possible redemption, 17,182,639 shares at $10.00 per share redemption value	171,826,390

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,527,255 issued and outstanding (excluding 17,182,639 shares subject to possible redemption)	353
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,177,473 shares issued and outstanding	518
Additional paid-in capital	17,873,488
Accumulated deficit	(12,874,353)
Total Stockholders’ Equity	5,000,006
Total Liabilities and Stockholders’ Equity	$208,704,876

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

General and administrative expenses	$770,470
Loss from operations	(770,470)

Other income (expense):
Interest earned on investments held in Trust Account	29,588
Change in fair value of warrant liability	(11,690,720)
Transaction costs associated with private warrants	(442,751)
Net loss	$(12,874,353)

Weighted average shares outstanding of Class A common stock subject to possible redemption	20,459,343
Basic and diluted loss per share, Class A common stock subject to possible redemption	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,059,158
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(2.54)

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 20, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 20,709,894 Units, net of underwriting discounts, offering costs, and fair value of public warrants	20,709,894	2,071	—	—	188,117,709	—	188,119,780

Contribution in excess of fair value of warrant liability upon sale of Private Placement Warrants	—	—	—	—	1,555,969	—	1,555,969

Forfeiture of Founder Shares	—	—	(572,526)	(57)	57	—	—

Class A common stock subject to possible redemption	(17,182,639)	(1,718)	—	—	(171,824,672)	—	(171,826,390)

Net loss	—	—	—	—	—	(12,874,353)	(12,874,353)

Balance – December 31, 2020	3,527,255	$353	5,177,473	$518	$17,873,488	$(12,874,353)	$5,000,006

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(12,874,353)
Transaction costs associated with private warrants	442,751
Change in fair value of warrant liability	11,690,720
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(29,588)
Changes in operating assets and liabilities:
Prepaid expenses	(416,800)
Accrued expenses	520,828
Net cash used in operating activities	(666,442)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(207,098,940)
Net cash used in investing activities	(207,098,940)

Cash Flows from Financing Activities:
Due from sponsor	(141,979)
Proceeds from sale of Units, net of underwriting discounts paid	202,956,961
Proceeds from sale of Private Placement Warrants	6,141,979
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from advances – related party	169,737
Payment of offering costs	(368,747)
Net cash provided by financing activities	208,782,951

Net Change in Cash	1,017,569
Cash – Beginning of period	—
Cash – End of period	$1,017,569

Non-Cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$184,182,833
Change in value of Class A common stock subject to possible redemption	$(12,356,443)
Offering costs included in accrued offering costs	$48,475
Offering costs paid through advances – related party	$600
Deferred underwriting fee payable	$7,248,463
Forfeiture of Founder Shares	$(57)

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020 the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Lefteris Holdings, LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

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

Transaction costs amounted to $11,808,264, consisting of $4,141,979 in cash underwriting fees, $7,248,463 of deferred underwriting fees and $417,822 of other offering costs.  Transaction costs charged to equity amounted to $11,365,513.   Transactions costs expensed as of the date of the Initial Public Offering totaled $442,751.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1,017,569 in its operating bank account and working capital of approximately $836,708. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 6), a advances from related party of approximately $170,000 (Note 6). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on October 23, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of October 23, 2020 (audited)
Total Liabilities	$7,572,832	$11,832,666	$19,405,498
Class A Common Shares Subject to Possible Redemption	189,532,010	(11,832,666)	177,699,344
Class A Common Shares	105	118	223
Additional Paid-in Capital	5,074,488	428,279	5,502,767
Accumulated Deficit	(75,162)	(428,397)	(503,559)

Number of Class A common shares subject to possible redemption	18,953,201	(1,183,267)	17,769,934

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$7,988,103	$23,890,377	$31,878,480
Common Shares Subject to Possible Redemption	195,716,770	(23,890,380)	171,826,390
Class A Common Shares	114	239	353
Additional Paid-in Capital	5,740,253	12,133,235	17,873,488
Accumulated Deficit	(740,882)	(12,133,471)	(12,874,353)
Shareholders’ Equity	5,000,003	3	5,000,006

Number of Class A common shares subject to possible redemption	19,571,677	(2,389,038)	17,182,639

Statement of Operations for period from August 20, 2020 (inception) to December 31, 2020 (audited)
Net loss	(740,882)	(12,133,471)	(12,874,353)
Weighted average shares outstanding of Class A common shares subject to possible redemption	20,459,343	-	20,459,343
Basic and diluted net loss per share, Class A	(0.00)	-	(0.00)
Weighted average shares outstanding of Class B non-redeemable common shares	5,059,158	-	5,059,158
Basic and diluted net loss per share, Class B	(0.15)	-	(2.54)

Statement of Cash Flows for period from August 20, 2020 (inception) to December 31, 2020 (audited)
Net loss	(740,882)	(12,133,471)	(12,874,353)
Change in fair value of warrant liability	-	11,690,720	11,690,720
Change in value of Class A common shares subject to redemption	(665,720)	(23,890,380)	(24,556,100)
Transaction costs associated with private warrants			442,751

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $11,365,513 were charged to stockholders’ equity and $442,751 were charged to operations upon the completion of the Initial Public Offering (see Note 1).

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Black-Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,997,951 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period From August 20, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$29,588
Income and Franchise Tax	(29,588)
Net Earnings	$—
Denominator: Weighted Average Class A Common Stock Subject to Possible Redemption
Redeemable Class A Common Stock, Basic and Diluted	20,459,343
Earnings/Basic and Diluted Class A Common Stock Subject to Possible Redemption	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(12,874,353)
Redeemable Net Loss	—
Non-Redeemable Net Loss	$(12,874,353)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	5,059,158
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(2.54)

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

 Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•          Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•          Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•          Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt  -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging  -- Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021.

Management does not believe that other any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,709,894 Units, at a price of $10.00 per Unit, inclusive of 709,894 Units sold to the underwriters on November 17, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating proceeds of $6,000,000 in the aggregate. On November 17, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 94,653 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $141,979. This amount is reflected on the Company’s balance sheet as of December 31, 2020 as a Due from Sponsor and was paid on March 23, 2021. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 3,527,255 shares of Class A common stock issued or outstanding, excluding 17,182,639 Class A common shares subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(19.8)%
Change in valuation allowance	(1.2)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 2/18/2021)	1	$207,127,900	$5,527	$207,133,427

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$207,128,528

Liabilities:
Warrant Liability – Public Warrants	1	$14,704,023
Warrant Liability – Private Placement Warrants	3	$9,186,354

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements at October 23, 2020 (Initial Measurement) and December 31, 2020 (Private Placement Warrants only):

	At October 23, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.52	$10.35
Strike price	$11.50	$11.50
Volatility	10.0%	10.0%
Risk-free rate	0.46%	0.46%
Time until Business Combination occurring (years)	0.75	0.66
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 20, 2020 (inception)	$—	$—	$—
Initial measurement on October 23, 2020 (including overallotment)	4,586,011	7,613,646	12,199,657
Change in fair value	4,600,343	7,090,377	11,690,720
Fair value as of December 31, 2020	$9,186,354	$14,704,023	$23,890,377

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of August 20, 2020	$—
Initial measurement on October 23, 2020 (Initial Public Offering)	12,199,657
Transfer out of Level 3	(14,704,023)
Change in fair value	11,690,720
Fair value as of December 31, 2020	$9,186,354

There were transfers out of Level 3 to other levels in the fair value hierarchy totaling $14,704,023 for the period from August 20, 2020 (inception) until December 31, 2020.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.