Form 10-Q
period 2021-06-30
Lefteris Acquisition Corp.
filed 2021-08-16
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021 there were 20,709,894 shares of Class A common stock and 5,177,473 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LEFTERIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

LEFTERIS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$357,896	$1,017,569
Due from Sponsor	—	141,979
Prepaid expenses	330,937	416,800
Total Current Assets	688,833	1,576,348

Investments held in Trust Account	207,164,066	207,128,528
Total Assets	$207,852,899	$208,704,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$1,612,356	$520,828
Accrued offering costs	5,000	48,475
Promissory note — related party	—	170,337
Total Current Liabilities	1,617,356	739,640
Warrant liability	12,098,953	23,890,377
Deferred underwriting fee payable	7,248,463	7,248,463
Total Liabilities	20,964,772	31,878,480

Commitments and Contingencies

Class A common stock subject to possible redemption, 18,188,812 and 17,182,639 shares at June 30, 2021 and December 31, 2020 at $10.00 per share redemption value	181,888,120	171,826,390

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,521,082 and 3,527,255 issued and outstanding (excluding 18,188,812 and 17,182,639 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	252	353
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,177,473 shares issued and outstanding at June 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	7,811,859	17,873,488
Accumulated deficit	(2,812,622)	(12,874,353)
Total Stockholders' Equity	5,000,007	5,000,006
Total Liabilities and Stockholders' Equity	$207,852,899	$208,704,876

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$667,840	$1,765,231
Loss from operations	(667,840)	(1,765,231)

Other income:
Interest earned on investments held in Trust Account	7,405	35,538
Change in fair value of warrant liability	944,309	11,791,424
Total Other income	951,714	11,826,962

Income before income taxes	$283,874	$10,061,731
Benefit (provision) for income taxes	—	—
Net income	$283,874	$10,061,731

Weighted average shares outstanding of Class A common stock subject to possible redemption	20,709,894	20,709,894
Basic and diluted income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,177,473	5,177,473
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$0.05	$1.94

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,527,255	$353	5,177,473	$518	$17,873,488	$(12,874,353)	$5,000,006

Change in Class A Common stock subject to possible redemption	(977,786)	(98)	—	—	(9,777,762)	—	(9,777,860)

Net income	—	—	—	—	—	9,777,857	9,777,857

Balance – March 31, 2021	2,549,469	$255	5,177,473	$518	$8,095,726	$(3,096,496)	$5,000,003

Change in Class A Common stock subject to possible redemption	(28,387)	(3)	—	—	(283,867)	—	(283,870)

Net income	—	—	—	—	—	283,874	283,874

Balance – June 30, 2021	2,521,082	$252	5,177,473	$518	$7,811,859	$(2,812,622)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$10,061,731
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(11,791,424)
Interest earned on investments held in Trust Account	(35,538)
Changes in operating assets and liabilities:
Prepaid expenses	85,863
Accrued expenses	1,091,528
Due from Sponsor	141,979
Net cash used in operating activities	(445,861)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	(170,337)
Payment of offering costs	(43,475)
Net cash used in financing activities	(213,812)

Net Change in Cash	(659,673)
Cash – Beginning of period	1,017,569
Cash – End of period	$357,896

Non-Cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$10,061,730
Accrued offering costs	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

 LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Lefteris Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 to be its fiscal year end.

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
JUNE 30, 2021
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
JUNE 30, 2021
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 6, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 29, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
JUNE 30, 2021
(Unaudited)
Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering (see Note 1).

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had deferred tax assets of approximately $519,000 and $156,000 as of June 30, 2021 and December 31, 2020, respectively, each of which has a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021.

Net Income (loss) per Ordinary Shares

Net income (loss) per ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,997,950 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary shares, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net Income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income per ordinary shares (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,405	$35,538
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(7,405)	(35,538)
Net income attributable to Class A ordinary shares subject to possible redemption	$—	$—
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,709,894	20,709,894
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable ordinary shares
Numerator: Net Income minus Net Earnings
Net income	$283,874	$10,061,731
Less: Net income allocable to Class A Ordinary shares subject to possible redemption	—	—
Non-Redeemable Net Income	$283,874	$10,061,731
Denominator: Weighted Average Non-Redeemable ordinary shares(1)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares
Basic and Diluted weighted average shares outstanding, Class B ordinary shares	5,177,473	5,177,473
Loss / basic and diluted non-redeemable Class A Ordinary Shares and Class B Ordinary Shares	$0.05	$1.94

(1) As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $357,896 in its operating bank account and working capital deficit of $928,523.

The Company’s liquidity needs through June 30, 2021 were satisfied through $25,000 paid by the sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not help in the Trust Account. In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year form this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluation prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge or acquire, and structuring, negotiating and consummating the Business Combination.

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
JUNE 30, 2021
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

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
JUNE 30, 2021
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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,521,082 and 3,527,255 shares of Class A common stock issued or outstanding, excluding 18,188,812 and 17,182,639 Class A ordinary shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,177,473 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

At June 30, 2021 and December 31, 2020, there were 6,903,297 Public Warrants and 4,094,653 Private Placement Warrants outstanding to purchase an aggregate of 10,997,950 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

At June 30, 2021, the assets held in the Trust Account were comprised of $ 207,164,066 in a mutual fund that invests solely in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, the assets held in the Trust Account were comprised of $628 in cash and $207,127,900 in U.S. Treasury securities.

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	207,164,066	—
Liabilities:
Warrant Liability – Public Warrants	1	$7,532,187	$14,704,023
Warrant Liability – Private Placement Warrants	3	$4,566,766	$9,186,354

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2021	At December 31, 2020
Stock price	$9.75	$10.35
Strike price	$11.50	$11.50
Volatility	17.8%	10.0%
Risk-free rate	0.94%	0.46%
Time until Business Combination occurring (years)	0.41	0.66
Dividend yield	0.00%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$9,186,354	$14,704,023	$23,890,377
Change in valuation inputs or other assumptions	(4,619,588)	(7,171,836)	(11,791,424)
Fair value as of June 30, 2021	$4,566,766	$7,532,187	$12,098,953

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $283,874, which consisted of interest earned on investments held in the Trust Account of $7,405 and a change in fair value of warrant liability of $944,309, less formation and operation costs of $667,840.

For the six months ended June 30, 2021, we had a net income of $10,061,731, which consisted of interest earned on investments held in the Trust Account of $35,538 and a change in fair value of warrant liability of $11,791,424, less formation and operation costs of $1,765,231.

Liquidity and Capital Resources

As of June 30, 2021, we had $357,896 in cash. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

For the six months ended, cash used in operating activities was $445,861. Net income of $10,061,731 was affected by interest earned on investments held in the Trust Account of $35,538, a change in fair value of the warrant liability of $11,791,424, and changes in operating assets and liabilities, which provided $1,319,370 of cash from operating activities.

As of June 30, 2020, we had investments held in the Trust Account of $207,164,066. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income (loss) earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led the company’s restatement of its financial statements to reclassify the Company’s Warrants as liabilities (which are described in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on July 6, 2021.

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

LEFTERIS ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Karl Roessner
	Name:	Karl Roessner
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Jon Isaacson
	Name:	Jon Isaacson
	Title:	Chief Financial Officer and Chief Corporate Development Officer
(Principal Financial Officer and Principal Accounting Officer)