Form 10-Q
period 2021-09-30
Lefteris Acquisition Corp.
filed 2021-11-15
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 20,709,894 shares of Class A common stock and 5,177,473 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LEFTERIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

i

LEFTERIS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$70,520	$1,017,569
Due from Sponsor	—	141,979
Prepaid expenses	256,369	416,800
Total Current Assets	326,889	1,576,348

Investments held in Trust Account	207,166,731	207,128,528
Total Assets	$207,493,620	$208,704,876

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,975,734	$520,828
Accrued offering costs	—	48,475
Promissory note — related party	—	170,337
Total Current Liabilities	1,975,734	739,640
Warrant liability	8,960,879	23,890,377
Deferred underwriting fee payable	7,248,463	7,248,463
Total Liabilities	18,185,076	31,878,480

Commitments and Contingencies

Class A common stock subject to possible redemption, 20,709,894 shares at September 30, 2021 and December 31, 2020 at $10.00 per share redemption value	207,098,940	207,098,940

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,177,473 shares issued and outstanding at September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	—	—
Accumulated deficit	(17,790,914)	(30,273,062)
Total Stockholders’ Deficit	(17,790,396)	(30,272,544)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$207,493,620	$208,704,876

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,	For the Period from August 20, 2020 (inception) through September 30,
	2021	2021	2020

General and administrative expenses	$720,322	$2,485,553	$2,245
Loss from operations	(720,322)	(2,485,553)	(2,245)

Other income (expense):
Interest earned on investments held in Trust Account	2,665	38,203	—
Change in fair value of warrant liabilities	3,138,074	14,929,498	—
Total other income	3,140,739	14,967,701	—

Income (loss) before provision for income taxes	2,420,417	12,482,148	(2,245)
Benefit (provision) for income taxes	—	—	—
Net income (loss)	$2,420,417	$12,482,148	$(2,245)

Basic and Diluted weighted average shares outstanding of Class A common stock subject to possible redemption	20,709,894	20,709,894	—
Basic and diluted net income per share, Class A common stock, subject to possible redemption	$0.09	$0.48	$—

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	5,177,473	5,177,473	5,750,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.09	$0.48	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,177,473	$518	$—	$(30,273,062)	$(30,272,544)

Net income	—	—	—	—	—	9,777,857	9,777,857

Balance – March 31, 2021 (unaudited)	—	$—	5,177,473	$518	$—	$(20,495,205)	$(20,494,687)

Net income	—	—	—	—	—	283,874	283,874

Balance – June 30, 2021 (unaudited)	—	$—	5,177,473	$518	$—	$(20,211,331)	$(20,210,813)

Net income	—	—	—	—	—	2,420,417	2,420,417

Balance – September 30, 2021 (unaudited)	—	$—	5,177,473	$518	$—	$(17,790,914)	$(17,790,396)

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(2,245)	(2,245)

Balance – September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(2,245)	$(22,755)

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

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,	For the Period from August 20, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$12,482,148	$(2,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,929,498)	—
Interest earned on investments held in Trust Account	(38,203)	—
Changes in operating assets and liabilities:
Prepaid expenses	160,431	—
Accounts payable	1,454,906	2,165
Due from sponsor	141,979	—
Net cash used in operating activities	(728,237)	(80)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	65,000
Repayment of promissory note – related party	(170,337)	—
Payment of offering costs	(48,475)	(84,723)
Net cash (used in) provided by financing activities	(218,812)	5,277

Net Change in Cash	(947,049)	5,197
Cash – Beginning of period	1,017,569	—
Cash – End of period	$70,520	$5,197

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	188,110,694	—
Accretion of carrying value to redemption value	18,988,246	—
Class A common stock subject to possible redemption	207,098,940	—
Offering costs included in accrued offering costs	$48,475	$249,038
Offering costs paid through promissory note	$—	$600

The accompanying notes are an integral part of the unaudited condensed financial statements.

 LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income its investments.

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
SEPTEMBER 30, 2021
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

Going Concern Consideration
As the Company is within the one-year timeframe of mandatory liquidation, a going concern disclosure is required. At September 30, 2021, the Company has $70,520 in its operating bank account, $207,166,731 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of ($1,648,845).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock shares pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$171,826,390	$35,272,550	$207,098,940
Class A common stock	$353	$(353)	$—
Additional paid-in capital	$17,873,488	$(17,873,488)	$—
Accumulated deficit	$(12,874,353)	$(17,398,709)	$(30,273,062)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(35,272,550)	$(30,272,544)
Number of Class A common stock subject to possible redemption	17,182,639	3,527,255	20,709,894

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 6, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 29, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
SEPTEMBER 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$207,098,940
Less:
Proceeds allocated to Public Warrants	$(7,613,646)
Class A common stock issuance costs	$(11,374,600)
Plus:
Accretion of carrying value to redemption value	$18,988,246

Class A common stock subject to possible redemption	$207,098,940

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering (see Note 1).

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a Black-Scholes Model and the public warrants were valued using the exchange traded price as of the valuation date (see Note 10).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had deferred tax assets of approximately $670,000 and $156,000 as of September 30, 2021 and December 31, 2020, respectively, each of which has a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021, and for the period from August 20, 2020 (inception) through September 30, 2020.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i)Initial Public Offering, and (ii)the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the period from August 20, 2020 (inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,936,334	$484,083	$9,985,718	$2,496,430	$—	$(2,245)
Denominator:
Basic and diluted weighted average common shares outstanding	20,709,894	5,177,473	20,709,894	5,177,473	—	5,750,000

Basic and diluted net income per common share	$0.09	$0.09	$0.48	$0.48	$—	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability (see note 9), which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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
SEPTEMBER 30, 2021
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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $70,520 in its operating bank account and working capital deficit of $1,648,845.

The Company’s liquidity needs through September 30, 2021 were satisfied through $25,000 paid by the sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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
SEPTEMBER 30, 2021
(Unaudited)
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 20,709,894 shares of Class A common stock issued and outstanding all of which are presented as temporary equity.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,177,473 shares of Class B common stock issued and outstanding.

NOTE 9. WARRANT LIABILITY

At September 30, 2021 and December 31, 2020, there were 6,903,297 Public Warrants and 4,094,653 Private Placement Warrants outstanding to purchase an aggregate of 10,997,950 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2021
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

Redemptions of warrants when the price per share of Class A common stock equals or exceeds $18.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	Upon a minimum of 30 days’ prior written notice of redemption, to each warrant holder; and

●
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-day trading period ending three trading  days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceed $18.00 per share (as adjusted).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00  Once  the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●
at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●
if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

At September 30, 2021, the assets held in the Trust Account were comprised of $ 207,166,731 in a mutual fund that invests solely in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, the assets held in the Trust Account were comprised of $628 in cash and $207,127,900 in U.S. Treasury securities.

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	207,166,731	—
Liabilities:
Warrant Liability – Public Warrants	1	$5,590,980	$14,704,023
Warrant Liability – Private Placement Warrants	3	$3,369,899	$9,186,354

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of September 30, 2021	At December 31, 2020
Stock price	$9.79	$10.35
Strike price	$11.50	$11.50
Volatility	13.8%	10.0%
Risk-free rate	1.03%	0.46%
Time until Business Combination occurring (years)	0.28	0.66
Dividend yield	0.00%	0.0%

The following table presents the changes in the fair value of the derivative warrant liabilities measured using level 3 inputs:

Private Placement
Fair value as of January 1, 2021	$9,186,354
Change in valuation inputs or other assumptions	(5,816,455)
Fair value as of September 30, 2021	$3,369,899

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $2,420,417, which consisted of interest earned on investments held in the Trust Account of $2,665 and a change in fair value of warrant liability of $3,138,074, offset by formation and operation costs of $720,322.

For the nine months ended September 30, 2021, we had a net income of $12,482,148, which consisted of interest earned on investments held in the Trust Account of $38,203 and a change in fair value of warrant liability of $14,929,498, offset by formation and operation costs of $2,485,553.

For the period from August 20, 2020 (inception) through September 30, 2020, we had a net loss of $2,245, which consisted of formation and operating cost.

Liquidity and Capital Resources

As of September 30, 2021, we had $70,520 in cash. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

For the nine months ended September 30, 2021, cash used in operating activities was $728,237. Net income of $12,482,148 was affected by interest earned on investments held in the Trust Account of $38,203, a change in fair value of the warrant liability of $14,929,498, and changes in operating assets and liabilities, which provided $1,757,316 of cash from operating activities.

For the period from August 20, 2020 (inception) through September 30, 2020, cash used in operating activities was $80. Net loss of $2,245 and changes in operating assets and liabilities, which provided $2,165 of cash from operating activities.

As of September 30, 2021, we had investments held in the Trust Account of $207,166,731. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Net Income (loss) per Common Share

We calculate earnings per share to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

LEFTERIS ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Karl Roessner
	Name:	Karl Roessner
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jon Isaacson
	Name:	Jon Isaacson
	Title:	Chief Financial Officer and Chief Corporate Development Officer
(Principal Financial Officer and Principal Accounting Officer)