Form 10-K/A
period 2020-12-31
Lefteris Acquisition Corp.
filed 2022-01-20
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.2)

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

As of January 20, 2022, 20,709,894 Class A ordinary shares, $0.0001 par value, and 5,177,473 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Lefteris Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Lefteris Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on July 6, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on October 23, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On November 22, 2021, the Audit Committee of the Board of Directors of the company (the “Audit Committee”) concluded, after discussion with the Company’s management that the Company’s previously issued (i) audited balance sheet as of October 23, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements as of December 31, 2020 and for the period from August 20, 2020 (Inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 15, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

There has been no change in the Company’s total assets, liabilities or operating results.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Lefteris Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified, or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Our Sponsor currently holds 5,177,474 founder shares. Our independent directors each hold 30,000 founder shares. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 4,094,653 Private Placement Warrants at a price of $1.50 per warrant for a total of $6,141,979, which will also be worthless if we do not complete an initial business combination. Our sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

We issued warrants to purchase 10,666,666 shares of our Class A common stock at a price of $11.50 per whole share, as part of the units offered in the initial public offering and, simultaneously with the closing of the initial offering, we issued in a private placement an aggregate of 94,653 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently own an aggregate of 5,177,474 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $2,000,000 of such loans may be convertible into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

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

As described elsewhere in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, common stock subject to redemption and related financial disclosures for the Affected Periods (as defined in the First Amended Filing). For a discussion of management’s consideration of the material weakness identified related to our accounting for our Warrants, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements included in the First Amended Filing, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share.

As a result of such material weaknesses, the restatements, the changes in accounting for the warrants and the Public Shares we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement and Revision of Previously Issued Financial Statements

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Lefteris Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of October 23, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, and the period from August 20, 2020 (inception) through December 31, 2020 as previously revised in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on October 23, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.

Therefore, on November 22, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of December 31, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 15, 2021 and (v) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q/A for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

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

For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss from operations of $12,874,353, which consisted of formation costs of $770,470, a change in the fair value of the warrant liability of $11,690,720, and transaction costs associated with the IPO of $442,751, offset by interest earned on marketable securities held in the Trust Account of $29,588.

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

For the period from August 20, 2020 (inception) through December 31, 2020, cash used in operating activities was $808,421. Net loss of $12,874,353 was affected by transaction costs associated with the IPO of $442,751, a change in the fair value of the warrant liability of $11,690,720, interest earned on investments held in the Trust Account of $29,588 and changes in operating assets and liabilities of $104,028 of cash provided by operating activites..

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

 We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A, Amendment No. 2, present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 23, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on July 6, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

The following table is based on 25,887,367 ordinary shares of outstanding at March 30, 2021, of which 20,709,894 were Class A ordinary shares and 5,177,474 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the private placement warrants as those warrants are not exercisable within 60 days of March 30, 2021.

	Class A Common Stock		Class B Common Stock(2)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Lefteris Holdings LLC (3)	-	-	5,087,474	99.0%	19.6%
Mark Casady (3)	-	-	5,087,474	99.0%	19.6%
Karl Roessner	-	-	-	-	-
Jon Isaacson	-	-	-	-	-
David Bergers	-	-	-	-	-
Ryan Parker	-	-	-	-
Asiff Hirjii (2)	-	-	30,000	*	*
Charles Roame (2)	-	-	30,000	*	*
April Rudin(2)	-	-	30,000	*	*
Linden Advisors Siu Min Wong (1)	1,750,000	8.5%	-	-	6.8%
Linden GP Linden Capital (1)	1,582,753	8.9%	-	-	6.1%
All officers, directors and director nominees as a group (8 individuals)	-	-	5,117,474	100.0%	19.8%
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of January 2022.

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

Signature	Title	Date

/s/ Mark Casady	Chairman of the Board of Directors	January 20, 2022
Mark Casady

/s/ Karl Roessner	Chief Executive Officer and Director (Principal Executive Officer)	January 20, 2022
Karl Roessner

/s/ Jon Isaacson	Chief Financial Officer and Chief Corporate Development Officer (Principal Financial Officer and Principal Accounting Officer)	January 20, 2022
Jon Isaacson

/s/ David Bergers	General Counsel	January 20, 2022
David Bergers

/s/ Ryan Parker	Vice Chairman	January 20, 2022
Ryan Parker

/s/ April Rudin	Director	January 20, 2022
April Rudin

/s/ Asiff Hirji	Director	January 20, 2022
Asiff Hirji

/s/ Charles Roame	Director	January 20, 2022
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

 /s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
July 6, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 20, 2022

LEFTERIS ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED)

ASSETS
Current assets
Cash	$1,017,569
Due from Sponsor	141,979
Prepaid expenses	416,800
Total Current Assets	1,576,348

Cash and Investments held in Trust Account	207,128,528
Total Assets	$208,704,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$520,828
Accrued offering costs	48,475
Advances — related party	170,337
Total Current Liabilities	739,640

Warrant liability	23,890,377
Deferred underwriting fee payable	7,248,463
Total Liabilities	31,878,480

Commitments and contingencies

Class A common stock subject to possible redemption, 20,709,894 shares at $10.00 per share redemption value	207,098,940

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable issued and outstanding (excluding 20,709,894 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,177,473 shares issued and outstanding	518
Additional paid-in capital	—
Accumulated deficit	(30,273,062)
Total Stockholders’ Deficit	(30,272,544)
Total Liabilities and Stockholders’ Deficit	$208,704,876

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

General and administrative expenses	$770,470
Loss from operations	(770,470)

Other income (expense):
Interest earned on investments held in Trust Account	29,588
Change in fair value of warrant liability	(11,690,720)
Transaction costs associated with private warrants	(442,751)
Net loss	$(12,874,353)

Weighted average shares outstanding of Class A common stock	10,766,505
Basic and diluted income per share, Class A common stock	$(0.83)

Weighted average shares outstanding of Class B common stock	4,720,367
Basic and diluted net loss per share, Class B common stock	$(0.83)

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – August 20, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Contribution in excess of fair value of warrant liability upon sale of Private Placement Warrants	—	—	—	—	1,565,055	—	1,565,055

Forfeiture of Founder Shares	—	—	(572,526)	(57)	57

Accretion of Class A common stock to redemption amount	—	—	—	—	(1,589,537)	(17,398,709)	(18,988,246)

Net loss	—	—	—	—	—	(12,874,353)	(12,874,353)

Balance – December 31, 2020	—	$—	5,177,474	$518	$—	$(30,273,062)	$(30,272,544)

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(12,874,353)
Adjustments to reconcile net loss to net cash used in operating activities:
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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 6, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 29, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on July 6, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of October 23, 2020 is presented below:

Balance Sheet as of October 23, 2020 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$177,699,344	$22,300,661	$200,000,000
Class A common stock	$223	$(223)	$—
Additional paid-in capital	$5,502,767	$(5,502,767)	$—
Accumulated deficit	$(503,559)	$(16,797,671)	$(17,301,230)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(22,300,661)	$(17,300,655)

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No.1	Adjustment	As Revised
Class A common stock subject to possible redemption	$171,826,390	$35,272,550	$207,098,940
Class A common stock	$353	$(353)	$—
Additional paid-in capital	$17,873,488	$(17,873,488)	$—
Accumulated deficit	$(12,874,353)	$(17,398,709)	$(30,273,062)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(35,272,550)	$(30,272,544)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common shares is presented below for the period ended December 31, 2020:

Earnings per Share for the period from August 20, 2020 (Inception) through December 31, 2020 (audited)	As Reported as Previously Restated in Form 10-K/A Amendment No.1	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	20,459,360	(9,692,855)	10,766,505
Basic and diluted net loss per ordinary share, Class A common stock	$—	$(0.83)	$(0.83)
Basic and diluted weighted average shares outstanding, Class B common stock	5,059,158	(338,791)	4,720,367
Basic and diluted net loss per ordinary share, Class B common stock	$(2.54)	$1.71	$(0.83)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the period from August 20, 2020 (Inception) through December 31, 2020 (audited)	As Reported as Previously Restated in Form 10-K/A Amendment No.1	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$184,182,830	$(184,182,830)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(12,356,443)	$12,356,443	$—

The impact of the restatement on the audited Statement of Shareholders’ Equity (Deficit) is presented below:

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the period ended December 31, 2020 (audited)	As Reported as Previously Restated in Form 10-K/A Amendment No.1	Adjustment	As Restated
Sale of 20,709,894 Class A common stock, net of underwriting discounts	$188,119,780	$(188,119,780)	$—
Accretion for Class A common stock to redemption amount	$—	$(18,988,246)	$(18,988,246)
Initial value of ordinary shares subject to possible redemption at IPO date	$(171,826,390)	$171,826,390	$—
Total Shareholders’ Equity (Deficit)	$5,000,006	$(35,272,550)	$(30,272,544)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management, to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance defined in note 2 “ASC” Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020,  there are 207,098,940 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table.

Gross proceeds	$207,098,940
Less:
Proceeds allocated to Public Warrants	(7,613,646)
Class A common stock issuance costs	(11,374,600)
Plus:
Accretion of carrying value to redemption value	18,988,246

Class A common stock subject to possible redemption	$207,098,940

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $11,365,513 were charged to temporay equity and $442,751 were charged to operations upon the completion of the Initial Public Offering (see Note 1).

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using the Black Scholes Model. For Public Warrants the Monte Carlo Simulation was used.  For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

The following table reflects the restated calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For The Period Ended August 20, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(8,950,276)	$(3,924,077)
Denominator:
Basic and diluted weighted average shares outstanding	10,766,505	4,720,367

Basic and diluted net loss per common share	$(0.83)	$(0.83)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended September 4, 2020, the Sponsor purchased 5,031,250 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On September 16, 2020, the Company effected a stock dividend resulting in 6,468,750 Founder Shares being issued and outstanding. On October 20, 2020, the Company canceled 718,750 Founder Shares, resulting in an aggregate of 5,750,000 Founder Shares being issued and outstanding. In September 2020, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. All share and per-share amounts have been retroactively restated to reflect the share transactions. As a result of the underwriters’ election to partially exercise their over-allotment option on November 17, 2020, a total of 177,473 Founder Shares are no longer subject to forfeiture and 572,527 Founder Shares were forfeited, resulting in an aggregate of 5,177,474 Founder Shares issued and outstanding.

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 20,709,894 shares of Class A common stock issued or outstanding, which are subject to possible redemption and therefore classified as temporary equity.

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

The following table provides quantitative information regarding Level 3 fair value measurements at October 23, 2020 (Initial Measurement) and December 31, 2020 (Private Placement Warrants only):

	At October 23, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.52	$10.35
Strike price	$11.50	$11.50
Volatility	10.0%	10.0%
Risk-free rate	0.46%	0.46%
Time until Business Combination occurring (years)	0.75	0.66
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 20, 2020 (inception)	$—	$—	$—
Initial measurement on October 23, 2020 (including overallotment)	4,586,011	7,613,646	12,199,657
Change in valuation inputs or other assumptions	4,600,343	7,090,377	11,690,720
Fair value as of December 31, 2020	$9,186,354	$14,704,023	$23,890,377

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of August 20, 2020	$—
Initial measurement on October 23, 2020 (Initial Public Offering)	12,199,657
Transfer out of level 3	(14,704,023)
Change in fair value	11,690,720
Fair value as of December 31, 2020	$9,186,354

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