Form 10-Q/A
period 2021-09-30
Lefteris Acquisition Corp.
filed 2022-01-20
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

As of January 20, 2022, there were 20,709,894 shares of Class A common stock and 5,177,473 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LEFTERIS ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

i

EXPLANATORY NOTE

Lefteris Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares of Class A common stock held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and June 30, 2021 and for the six months ended June 30, 2021 should be restated in this Quarterly Report as a result of this error (see Note 2 of the financial statements included in this Quarterly Report). These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 26, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

We are filing this Quarterly Report to amend and restate the Original Quarterly Report with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Financial Statements

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I. Item 4. Controls and Procedures

Part II. Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Quarterly Report is being amended or updated by this Quarterly Report and, other than as described herein, this Quarterly Report does not purport to reflect any information or events subsequent to the Original Quarterly Report. We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. This Quarterly Report continues to describe the conditions as of the date of the Original Quarterly Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and with our filings with the SEC subsequent to the Original Quarterly Report.

1

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

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,	For the Period from August 20, 2020 (inception) through September 30,
	2021	2021	2020

General and administrative expenses	$720,322	$2,485,553	$2,245
Loss from operations	(720,322)	(2,485,553)	(2,245)

Other income (expense):
Interest earned on investments held in Trust Account	2,665	38,203	—
Change in fair value of warrant liabilities	3,138,074	14,929,498	—
Total other income	3,140,739	14,967,701	—

Income (loss) before provision for income taxes	2,420,417	12,482,148	(2,245)
Benefit (provision) for income taxes	—	—	—
Net income (loss)	$2,420,417	$12,482,148	$(2,245)

Basic and Diluted weighted average shares outstanding of Class A common stock subject to possible redemption	20,709,894	20,709,894	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.09	$0.48	$—

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	5,177,473	5,177,473	5,750,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.09	$0.48	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,177,473	$518	$—	$(30,273,062)	$(30,272,544)

Net income	—	—	—	—	—	9,777,857	9,777,857

Balance – March 31, 2021 (unaudited, restated)	—	$—	5,177,473	$518	$—	$(20,495,205)	$(20,494,687)

Net income	—	—	—	—	—	283,874	283,874

Balance – June 30, 2021 (unaudited, restated)	—	$—	5,177,473	$518	$—	$(20,211,331)	$(20,210,813)

Net income	—	—	—	—	—	2,420,417	2,420,417

Balance – September 30, 2021 (unaudited)	—	$—	5,177,473	$518	$—	$(17,790,914)	$(17,790,396)

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(2,245)	(2,245)

Balance – September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(2,245)	$(22,755)

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

LEFTERIS ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,	For the Period from August 20, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$12,482,148	$(2,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,929,498)	—
Interest earned on investments held in Trust Account	(38,203)	—
Changes in operating assets and liabilities:
Prepaid expenses	160,431	—
Accounts payable	1,454,906	2,165
Due from sponsor	141,979	—
Net cash used in operating activities	(728,237)	(80)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	65,000
Repayment of promissory note – related party	(170,337)	—
Payment of offering costs	(48,475)	(84,723)
Net cash (used in) provided by financing activities	(218,812)	5,277

Net Change in Cash	(947,049)	5,197
Cash – Beginning of period	1,017,569	—
Cash – End of period	$70,520	$5,197

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$188,110,694	—
Accretion of carrying value to redemption value	18,988,246	—
Class A common stock subject to possible redemption	207,098,940	—
Offering costs included in accrued offering costs	$48,475	$249,038
Offering costs paid through promissory note	$—	$600

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

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 15, 2021 and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (the “Affected Financial Statements”) and such Affected Financial Statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its Affected Financial Statements should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to the Affected Financial Statements in this Quarterly Report on Form 10-Q/A.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s previously issued financial statements is reflected in the following table:

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$181,604,250	$25,494,690	$207,098,940
Class A common stock	$255	$(255)	$—
Additional paid-in capital	$8,095,726	$(8,095,726)	$—
Accumulated deficit	$(3,096,496)	$(17,398,709)	$(20,495,205)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(25,494,690)	$(20,494,687)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$181,888,120	$25,210,820	$207,098,940
Class A common stock	$252	$(252)	$—
Additional paid-in capital	$7,811,859	$(7,811,859)	$—
Accumulated deficit	$(2,812,622)	$(17,398,709)	$(20,211,331)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(25,210,820)	$(20,210,813)

	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$9,777,860	$(9,777,860)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$10,061,730	$(10,061,730)	$—

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021
Change in value of Class A common stock subject to redemption	$9,777,860	$(9,777,860)	$—
Total Stockholders’ Equity (Deficit)	$5,000,003	$(25,494,690)	$(20,494,687)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021
Change in value of Class A common stock subject to redemption	$283,870	$(283,870)	$—
Total Stockholders’ Equity (Deficit)	$5,000,007	$(25,210,820)	$(20,210,813)

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock	20,709,894	20,709,894	20,709,894	20,709,894	20,709,894	20,709,894
Basic and diluted net loss per share, Class A common stock	$—	$0.38	$—	$0.01	$—	$0.39
Basic and diluted weighted average shares outstanding, Class B common stock	5,177,474	5,177,474	5,177,474	5,177,474	5,177,474	5,177,474
Basic and diluted net loss per share, Class B common stock	$1.88	$0.38	$0.05	$0.01	$1.94	$0.39

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

8

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 — Once  the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

At September 30, 2021, the assets held in the Trust Account were comprised of $207,166,731 in a mutual fund that invests solely in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

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

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$207,166,731	$—
Liabilities:
Warrant Liability – Public Warrants	1	$5,590,980	$14,704,023
Warrant Liability – Private Placement Warrants	3	$3,369,899	$9,186,354

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

LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021 and for the six months ended June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A commons share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART I - OTHER INFORMATION

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

LEFTERIS ACQUISITION CORP.

Date:January 20, 2022	By:	/s/ Karl Roessner
	Name:	Karl Roessner
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:January 20, 2022	By:	/s/ Jon Isaacson
	Name:	Jon Isaacson
	Title:	Chief Financial Officer and Chief Corporate Development Officer
(Principal Financial Officer and Principal Accounting Officer)