Form 10-K
period 2021-12-31
Lefteris Acquisition Corp.
filed 2022-03-31
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☒ Yes ☐ No
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☒

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $252,401,828.

As of March 31, 2022, 20,709,894 Class A ordinary shares, $0.0001 par value, and 5,177,473 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Form 10-K”) are forward-looking. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K include, for example:

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

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
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

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•
We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
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

•
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

•
If we have not completed an initial business combination within 24 months from the closing of the initial public offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

•
We may complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

•
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

•
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

•
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•	Our management may not be able to maintain control of a target business after our initial business combination.

•
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.	Business

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

•	Is in need of a flexible, creative or opportunistic structure where we can deliver additional value;

•	Has a strong, experienced management team, or provides a platform to assemble an effective management team with a track record of driving growth and profitability;

•	Can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’ growth strategy;

•	Is poised to grow both organically through the application of technology, as well as inorganically, through bolt-on or transformational acquisitions;

•	Has a leading or niche market position and demonstrates advantages when compared to competitors, which may help to create barriers to entry against new competitors; and

•	Exhibits unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review.

•	We anticipate offering the following benefits to our business combination partner:

•	Partnership with our management team members who have extensive and proven experience in operating, leading, advising and investing in market-leading financial services and FinTech companies;

•	Access to our deep and broad networks, insights and operational, financial, transactional, and legal and regulatory expertise;

•	Increased company profile and improved credibility with investors, customers, suppliers and other key stakeholders;

•	Higher level of engagement with core, relevant, fundamental investors as anchor stockholder than what a traditional IPO book-building process offers;

•	Lower risk and expedited path to a public listing with flexible structuring;

•	Infusion of cash and ongoing access to public capital markets;

•	Listed public currency for future acquisitions and growth;

•	Ability for management team to retain control and focus on growing the business; and

•	Opportunity to motivate and retain employees using stock-based compensation.

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

Item1A.	Risk Factors.

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

A potential target's business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.

The ongoing conflict in Ukraine --along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations --have the potential to materially adversely affect a potential target business's operations or assets in --or (direct or indirect) dealings with parties organized or located within --Ukraine, Russia, and Belarus.  Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belorussian individuals and entities, as well as disputed territories within Ukraine.  Russia and its allies may respond with countermeasures, which could further restrict the target business's operations in or related to the foregoing countries.  It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed.  Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy.  Any of the foregoing could have a material adverse impact on a potential target business's financial condition, results of operations, or prospects.

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

As of December 31, 2021, we had cash of $1,017,569 held outside of the trust. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

In connection with the Company's assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements  - Going Concern, the Company has until October 23, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 23, 2022, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The Company's plan is to complete a business combination or obtain an extension on or prior to October 23, 2022, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

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

Our Sponsor currently holds 5,087,474 founder shares. Our independent directors each hold 30,000 founder shares. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 4,094,653 Private Placement Warrants at a price of $1.50 per warrant for a total of $6,141,979, which will also be worthless if we do not complete an initial business combination. Our sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

If we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share; the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, common stock subject to redemption and related financial disclosures for the Affected Periods (as defined in the First Amended Filing). For a discussion of management’s consideration of the material weakness identified related to our accounting for our Warrants, see Part II, Item 9A: Controls and Procedures.

We identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see Part II, Item 9A: Controls and Procedures.

As described in Item 9A. “Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

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

In addition, we previously identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share.

As a result of such material weaknesses, the restatements, the changes in accounting for the warrants and the Public Shares we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 292 Newbury Street, Suite 293 Boston, MA 02115. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols LFTRU, LFTR and LFTRW, respectively.

Holders

As of December 31, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus dated October 22, 2020.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $11,657,463 which consisted of interest earned on investments held in the Trust Account of $42,580 and a change in fair value of warrant liability of $15,246,279, offset by formation and operation costs of $3,631,396.

For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss of $12,874,353, which consisted of formation costs of $770,470, change in fair value of warrant liabilities of $11,690,720 and transaction costs of $442,751, offset by interest earned on investments held in the Trust Account of $29,588.

Liquidity and Capital Resources

As of December 31, 2021, we had $24,970 in cash. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

For the year ended December 31, 2021, cash used in operating activities was $1,152,545. Net income of $11,657,463 was affected by interest earned on investments held in the Trust Account of $42,580, a change in fair value of the warrant liability of $15,246,279, and changes in operating assets and liabilities, which provided $2,478,851 of cash from operating activities.

For the period from August 20, 2020 (inception) through December 31, 2020, cash used in operating activities was $666,442. Net loss of $12,874,353 was affected by interest earned on investments held in the Trust Account of $29,588, change in fair value of warrant liabilities of $11,690,720 and transaction costs of $442,751. Changes in operating assets and liabilities provided $104,082 of cash from operating activities.

As of December 31, 2021, we had cash and investments held in the Trust Account of $207,171,108. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the year ended December 31, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements  - Going Concern, the Company has until October 23, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 23, 2022, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The Company's plan is to complete a business combination or obtain an extension on or prior to October 23, 2022, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

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

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Officers and Directors

Name	Age	Title
Mark Casady	61	Chairman of the Board of Directors
Karl Roessner	54	Chief Executive Officer and Director
Jon Isaacson	51	Chief Financial Officer and Chief Corporate Development Officer
David Bergers	54	General Counsel
Ryan Parker	47	Vice Chairman
Asiff Hirji	55	Director
Charles Roame	56	Director
April Rudin	61	Director

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

David Bergers, our General Counsel, has over 25 years of experience as corporate counsel, senior SEC regulator and private practitioner and has helped numerous companies proactively adapt to the constantly changing compliance and regulatory landscape of the financial services industry. Mr. Bergers served as the Vice President of External Relations and General Counsel at Eastern Nazarene College from August 2020 to July 2021. Prior to joining Eastern Nazarene College, Mr. Bergers was a Partner at Jones Day from July 2017 to February 2020, where he advised companies in the wealth management and FinTech space on their compliance obligations and represented them in regulatory examinations and investigations. Before joining Jones Day, Mr. Bergers served as General Counsel and Managing Director for Legal and Government Relations at LPL from August 2013 to June 2017. Mr. Bergers also spent over a decade working for the U.S. Securities and Exchange Commission from September 1998 to May 2000 and November 2001 to June 2013, including as Acting Deputy Director, Division of Enforcement, and Director of the SEC’s Boston office, with responsibility for oversight of registered investment advisers, broker-dealers and public companies in six New England states. Mr. Bergers previously held roles at Tucker Anthony Inc., Choate, Hall & Stewart LLP and Lowenthal & Abrams, P.C. Mr. Bergers received his Bachelor of Arts in History from Eastern Nazarene College and his Juris Doctor degree from Yale Law School.

Ryan Parker, our Vice Chairman, currently serves as President of EP Wealth Advisors, LLC, one of the largest independent registered investment advisor (‘‘RIA’’) platforms in the United States.  Mr. Parker joined EP Wealth in July of 2021. Mr. Parker previously served as President and CEO of Wealth Management for Citizens Financial Group (NYSE: CFG) from November 2020 to June 2021. Mr. Parker was the Principal at Parker Perspectives LLC, a provider of advisory, board and consulting services in the asset management, wealth management and FinTech industries, from January 2020 until November 2020. From June 2016 to December 2018, Mr. Parker served as the Chief Executive Officer of Edelman Financial Services, LLC, the fifth largest independent RIA firm. Mr. Parker led all aspects of Edelman Financial Services, a portfolio company of Hellman & Friedman LLC (“H&F”), serving tens of thousands of client households with billions of dollars in assets under management, and worked with H&F to consummate a merger with Financial Engines that created the nation’s largest independent RIA firm - Edelman Financial Engines, LLC. Prior to joining Edelman Financial Services, from March 2013 to May 2016, Mr. Parker served as the Managing Director of Investment & Planning Solutions at LPL Financial (NASDAQ: LPLA), where he was responsible for helping advisors and institutions grow by leading the firm’s sales, marketing, product management and sponsor relations teams across the advisory, brokerage, insurance, planning and retirement businesses. Mr. Parker also served as a Managing Director at Russell Investments Group, LLC from December 2007 to March 2013 and a Director at Franklin Templeton Investments (NYSE: BEN) from October 2002 to December 2007. Mr. Parker also served as a director of the Investment Program Association from January 2014 to June 2016. Mr. Parker received his Bachelor of Arts in Political Science from the University of Michigan and an Executive Education certificate in Finance and Accounting from Stanford University Graduate School of Business.

Asiff Hirji, a member of our Board of Directors, has served as the President of Figure Technologies, Inc. (“Figure”), a blockchain-based home equity lender since January 2020. Prior to joining Figure, from November 2017 to June 2019, Mr. Hirji served as President and COO of Coinbase, Inc. (“Coinbase”), where he helped significantly grow the company’s revenue and valuation. Prior to Coinbase, Mr. Hirji was an Operating Advisor with Andreessen Horowitz from October 2016 to December 2017, Chief Restructuring Officer of Hewlett Packard Inc. (NYSE: HPQ) from November 2014 to March 2017, and served as President and COO of TD Ameritrade from July 2002 to October 2006. Mr. Hirji has also held senior leadership roles with TPG Capital, Saxo Bank A/S, Hewlett-Packard and Bain Capital, and has served on a number of public and private boards, including Citrix Systems from May 2006 to July 2015, Advent Software from September 2011 to July 2015, and Saxo Bank A/S from December 2010 to September 2018. Mr. Hirji has served as an Advisory Board Member for Nubank (Nu Pagamentos S.A.) since December 2019 and as a Director of Forge (formerly Equidate) since November 2019. Mr. Hirji received his Bachelor of Science in Computer Science from University of Calgary and his Master of Business Administration from Ivey Business School at Western University.

Mr. Hirji is qualified to serve as a director because of his background serving as a board member of public and private companies, leading and scaling financial services companies as an operator and investing in private companies.

Charles Roame, a member of our Board of Directors, has more than three decades of experience providing strategic advice to CEOs, other senior executives, and boards of directors in the wealth & investment management (and related WealthTech) markets. Mr. Roame is the founder and Managing Partner of Tiburon Strategic Advisors (“Tiburon”), a leading provider of strategy consulting services to financial services firms, since April 1998.  He is also the founder & Managing Partner of the Tiburon CEO Summits, since April 2001. Prior to forming Tiburon in 1998, Mr. Roame served as a management consultant at McKinsey & Company from May 1992 to June 1995, and later as a business strategist at The Charles Schwab Corporation (NYSE: SCHW) from July 1995 to February 1998. Mr. Roame has served as a member of the Board of Directors at Edelman Financial Engines since January 2014, Facet Wealth since January 2018, Allspring Global Investments since September 2021, DPL Financial Partners since January 2022, and SA Mutual Funds since June 2012, and he formerly served as a member of the board of directors and vice chairman of Envestnet (NYSE: ENV) from August 2011 to September 2020. Mr. Roame received his Bachelor of Arts from the Michigan State University and his Master of Business Administration from the Stephen M. Ross School of Business at the University of Michigan.

Mr. Roame is qualified to serve as a director because of his financial services industry expertise and his direct experience as a board member of financial services companies.

April Rudin, a member of our Board of Directors, is an acclaimed financial services and wealth management marketing strategist and Founder and President of The Rudin Group, a financial services marketing firm she founded in March 2008. Ms. Rudin has more than a decade of experience with The Rudin Group designing bespoke marketing campaigns for banks, wealth managers and family offices. Prior to founding the Rudin Group, Ms. Rudin served as Director of Business Development for Alpine Capital Bank from 2006-2008 where she led marketing activities for the Bank and related entities serving U/HNW and family office community. Ms. Rudin has been a featured source of expert commentary in Huffington Post, American Banker, CFA Enterprising Investor, Investment News, Family Wealth Report and other trade publications. Ms. Rudin also serves on the Board of Advisors for YieldX, a fixed income platform and serves on the Board of Advisors for WealthBriefing/Family Wealth Report a global publication for wealth management and family office professionals. Ms. Rudin studied at Wayne State University from 1978-1981.

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

Item 11.	Executive Compensation.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of March 31, 2022 held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all our officers, directors and director nominees as a group.

The following table is based on 25,887,367 ordinary shares of outstanding at December 31, 2021, of which 20,709,894 were Class A ordinary shares and 5,177,474 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the private placement warrants as those warrants are not exercisable within 60 days of December 31, 2021.

	Class A Common Stock		Class B Common Stock(2)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Lefteris Holdings LLC (1)	-	-	5,087,474	99.0%	19.6%
Mark Casady (1)	-	-	5,087,474	99.0%	19.6%
Karl Roessner	-	-	-	-	-
Jon Isaacson	-	-	-	-	-
David Bergers	-	-	-	-	-
Ryan Parker	-	-	-	-
Asiff Hirjii (2)	-	-	30,000	*	*
Charles Roame (2)	-	-	30,000	*	*
April Rudin(2)	-	-	30,000	*	*
BIP GP (3)	1,900,000	9.2%
Glazer Capital, LLC (4)	1,390,116	6.7%	-	-	-
Sculptor Capital LP (5)	1,409,540	6.8%	-	-	-
All officers, directors and director nominees as a group (8 individuals)	-	-	5,177,474	100.0%	19.8%
* Less than one percent.

(1) Represents 5,087,474 founder shares held of record by Lefteris Holdings LLC, which is wholly owned by Lefteris Acquisition Corp.
(2) Interests shown consist solely of founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3) Based on a Schedule 13G/A filed by BIP GP, LLC with the SEC on February 12, 2022. BIP GP, Weiss Asset Management, WAM GP, and Andrew Weiss exercise shared voting and dispositive power over the shares. The principle address of the beneficial owner is 222 Berkeley St., 16th floor, Boston, MA 02116.
(4) Based on a Schedule 13G filed by Glazer Capital, LLC with the SEC on February 14, 2022. Glazer Capital, LLC and Paul J. Glazer exercise shared voting and dispositive power over the shares. The principle address of the beneficial owner is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5) Based on a Schedule 13G filed by Sculptor Capital LP with the SEC on January 28, 2022.  Sculptor Capital, Sculptor Capital II LP, Sculptor Capital Holding Corp., Sculptor Capital Holding II LLC, Sculptor Capital Management, Inc., Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, Sculptor Credit Opportunities Master Fund, Ltd., Sculptor SC II LP, and Sculptor Enhanced Master Fund, Ltd. exercise shared voting and dispositive power over the shares. The principle address of the beneficial owner is 250 West 55th Street, Suite 30A, New York, New York 10019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In September 2020, we issued an aggregate of 5,031,250 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share. On September 16, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 6,468,750 founder shares. On October 20, 2020, the Company canceled 718,750 Founder Shares, resulting in an aggregate of 5,750,000 Founder Shares being issued and outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the initial public offering. In September 2020, our sponsor transferred 20,000 founder shares to each of our independent directors. In November 2020, we consummated the sale of 709,894 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $7,098,940 to the Company. Each unit consists of one share Class A common stock (the “Common Stock”) and one-third of one redeemable warrant (“Public Warrant”). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 572,527 founder shares were forfeited, resulting in an aggregate of 5,177,474 founder shares outstanding. In February 2021, our sponsor transferred 10,000 to each of our independent directors, leaving a total of 5,087,474 founder shares held by the sponsor.

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

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14.	Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $115,313 and $45,320 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2020 financial statements included in this Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, our independent registered public accounting firm rendered services totaling $6,180 for 2020 corporate tax return preparation services and $8,100 for 2021 corporate tax return preparation.

All Other Fees. For the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this Form 10-K:

(1)          Financial Statements:

(2)          Financial Statement Schedules:

None.

(3)          Exhibits.

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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s amended Form S-1, filed on October 13, 2020 (File No. 333-249290))

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s amended Form S-1, filed on October 13, 2020 (File No. 333-249290))

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, filed on March 30, 2021 (File No. 001-39636))

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

14.1	Code of Business Conduct and Ethics

24.1	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Filed herewith.
**	Furnished herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31th day of March 2022.

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

Signature	Title	Date

/s/ Mark Casady	Chairman of the Board of Directors	March 31, 2022
Mark Casady

/s/ Karl Roessner	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Karl Roessner

/s/ Jon Isaacson	Chief Financial Officer and Chief Corporate Development Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Jon Isaacson

/s/ David Bergers	General Counsel	March 31, 2022
David Bergers

/s/ Ryan Parker	Vice Chairman	March 31, 2022
Ryan Parker

/s/ April Rudin	Director	March 31, 2022
April Rudin

/s/ Asiff Hirji	Director	March 31, 2022
Asiff Hirji

/s/ Charles Roame	Director	March 31, 2022
Charles Roame

LEFTERIS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lefteris Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lefteris Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a Business Combination by October 23, 2022, then the Company will cease all operations except for the purpose of liquidating. This liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 31, 2022
PCAOB ID Number 100

LEFTERIS ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$24,970	$1,017,569
Due from Sponsor	—	141,979
Prepaid expenses	183,467	416,800
Total Current Assets	208,437	1,576,348

Investments held in Trust Account	207,171,108	207,128,528
Total Assets	$207,379,545	$208,704,876

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,766,346	$520,828
Accrued offering costs	—	48,475
Advances from related parties	236,779	170,337
Total Current Liabilities	3,003,125	739,640

Warrant liability	8,644,098	23,890,377
Deferred underwriting fee payable	7,248,463	7,248,463
Total Liabilities	18,895,686	31,878,480

Commitments and Contingencies

Class A common stock subject to possible redemption, 20,709,894 shares at December 31, 2021 and 2020 at $10.00 per share redemption value	207,098,940	207,098,940

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,177,473 shares issued and outstanding at December 31, 2021 and 2020	518	518
Additional paid-in capital	—	—
Accumulated deficit	(18,615,599)	(30,273,062)
Total Stockholders’ Deficit	(18,615,081)	(30,272,544)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$207,379,545	$208,704,876

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For Year Ended December 31,	For the Period from August 20, 2020 (inception) through December 31,
	2021	2020

General and administrative expenses	$3,631,396	$770,470
Loss from operations	(3,631,396)	(770,470)

Other income (expense):
Interest earned on investments held in Trust Account	42,580	29,588
Transaction Costs	—	(442,751)
Change in fair value of warrant liabilities	15,246,279	(11,690,720)
Total other income (expense), net	15,288,859	(12,103,883)

Income (loss) before provision for income taxes	11,657,463	(12,874,353)
Benefit (provision) for income taxes	—	—
Net income (loss)	$11,657,463	$(12,874,353)

Basic and Diluted weighted average shares outstanding of Class A common stock	20,709,894	10,766,505
Basic and diluted net income (loss) per share, Class A common stock	$0.45	$(0.83)

Basic and diluted weighted average shares outstanding of Class B common stock	5,177,473	4,720,367
Basic and diluted net income (loss) per share, Class B common stock	$0.45	$(0.83)

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 20, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(1,589,537)	(17,398,709)	(18,988,246)

Sale of 4,094,653 Private Placement Warrants	—	—	—	—	1,565,055	—	1,565,055

Forfeiture of Founder Shares	—	—	(572,527)	(57)	57	—	—

Net loss	—	—	—	—	—	(12,874,353)	(12,874,353)

Balance – December 31, 2020	—	$—	5,177,473	$518	$—	$(30,273,062)	$(30,272,544)

Net income	—	—	—	—	—	11,657,463	11,657,463

Balance – December 31, 2021	—	$—	5,177,473	$518	$—	$(18,615,599)	$(18,615,081)

The accompanying notes are an integral part of the financial statements.

LEFTERIS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For Year Ended December 31,	For the Period from August 20, 2020 (inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$11,657,463	$(12,874,353)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(15,246,279)	11,690,720
Transaction costs allocated to warrants	—	442,751
Interest earned on investments held in Trust Account	(42,580)	(29,588)
Changes in operating assets and liabilities:
Prepaid expenses	233,333	(416,800)
Accounts payable and accrued expenses	2,245,518	520,828
Net cash used in operating activities	(1,152,545)	(666,442)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(207,098,940)
Net cash used in investing activities	—	(207,098,940)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	202,956,961
Proceeds from sale of Private Placements Warrants	—	6,141,979
Advances from related party	236,779	—
Proceeds from promissory note - related party	—	169,737
Repayment of promissory note - related party	(170,337)	—
Payment of offering costs	(48,475)	(368,747)
Due from sponsor	141,979	(141,979)
Net cash provided by financing activities	159,946	208,782,951

Net Change in Cash	(992,599)	1,017,569
Cash – Beginning of period	1,017,569	—
Cash – End of period	$24,970	$1,017,569

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$7,248,463
Offering costs included in accrued offering costs	$—	$48,475
Offering costs paid through promissory note	$—	$600
Forfeiture of Founder Shares	$—	$(57)

The accompanying notes are an integral part of the financial statements.

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income its investments.

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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

Going Concern Consideration

As the Company is within the one-year timeframe of mandatory liquidation, a going concern disclosure is required. At December 31, 2021, the Company has $24,970 in its operating bank account, $207,171,108 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,794,688.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

In connection with the Company's assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements  - Going Concern, the Company has until October 23, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 23, 2022, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The Company's plan is to complete a business combination or obtain an extension on or prior to October 23, 2022, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 23, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution coupled with the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$207,098,940
Less:
Proceeds allocated to Public Warrants	(7,613,646)
Class A common stock issuance costs	(11,374,600)
Plus:
Accretion of carrying value to redemption value	18,988,246

Class A common stock subject to possible redemption	$207,098,940

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had deferred tax assets of approximately $909,000 and $156,000 as of December 31, 2021 and 2020, respectively, each of which has a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i)Initial Public Offering, and (ii)the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the period from August 20, 2020 (inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$9,325,971	$2,331,492	$(8,950,276)	$(3,924,077)
Denominator:
Basic and diluted weighted average common shares outstanding	20,709,894	5,177,473	10,766,505	4,720,367

Basic and diluted net income (loss) per common share	$0.45	$0.45	$(0.83)	$(0.83)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $236,779 and $170,337 as of December 31, 2021 and December 31, 2020, respectively. The advances are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2020, no such Working Capital Loans were outstanding. At December 31, 2021 and 2020, no such Working Capital Loans were outstanding.

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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,248,463 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 20,709,894 shares of Class A common stock issued and outstanding all of which are presented as temporary equity.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,177,473 shares of Class B common stock issued and outstanding.

NOTE 8. WARRANT LIABILITY

At December 31, 2021 and 2020, there were 6,903,297 Public Warrants and 4,094,653 Private Placement Warrants outstanding to purchase an aggregate of 10,997,950 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset (liability)
Net operating loss carryforward	$41,951	$8,486
Business combination expenses	202,141	—
Startup/Organization Expenses	665,145	147,099
Total deferred tax assets, net	909,237	155,585
Valuation Allowance	(909,237)	(155,585)
Deferred tax liability, net of valuation allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(753,652)	(155,585)

State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	753,652	155,585
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had a U.S. federal net operating loss carryover of approximately $200,000 and $40,000 available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $753,652 and $155,585, respectively.

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(27.3)%	(19.8)%
Change in valuation allowance	6.3%	(1.2)%
Income tax provision	0.0%	0.0%

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

At December 31, 2021, the investments held in the Trust Account were comprised of $207,171,108 in a mutual fund that invests solely in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, the investments held in the Trust Account were comprised of $628 in cash and $207,127,900 in U.S. Treasury securities.

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021
The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 2/18/2021)	1	$207,127,900	$5,527	$207,133,427

On February 18, 2021, the U.S. Treasury Securities matured and the proceeds from redemption were used to purchase shares of a mutual fund that invests solely in U.S. government securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	207,171,108	—
Liabilities:
Warrant Liability – Public Warrants	1	5,421,160	14,704,023
Warrant Liability – Private Placement Warrants	3	3,222,938	9,186,354

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of December 31, 2021	At December 31, 2020
Stock price	$9.80	$10.35
Strike price	$11.50	$11.50
Volatility	13.0%	10.0%
Risk-free rate	1.27%	0.46%
Time until Business Combination occurring (years)	0.16	0.66
Dividend yield	0.00%	0.0%

The following table presents the changes in the fair value of the derivative warrant liabilities measured using level 3 inputs:

Fair value as of August 20, 2020 (inception)	$—
Initial measurement on October 23, 2020 (including overallotment)	12,199,657
Change in valuation inputs or other assumptions	11,690,720
Transfer out of level 3	(14,704,023)
Fair value as of December 31, 2020	$9,186,354
Change in valuation inputs or other assumptions	(5,963,416)
Fair value as of December 31, 2021	$3,222,938

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2021.

Table of Contents	LEFTERIS ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.