Form 10-Q
period 2022-03-31
Lefteris Acquisition Corp.
filed 2022-05-16
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 20,709,894 shares of Class A common stock and 5,177,473 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LEFTERIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART 1 - FINANCIAL INFORMATION
LEFTERIS ACQUISITION CORP.
CONDENSED BALANCE SHEETS
Item 1. Financial Statements

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,068	$24,970
Prepaid expenses	178,092	183,467
Total Current Assets	181,160	208,437

Investments held in Trust Account	207,118,963	207,171,108
Total Assets	$207,300,123	$207,379,545

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,883,545	$2,766,346
Promissory note — related party	475,155	236,779
Total Current Liabilities	3,358,700	3,003,125

Warrant liability	2,815,475	8,644,098
Deferred underwriting fee payable	7,248,463	7,248,463
Total Liabilities	13,422,638	18,895,686

Commitments and Contingencies

Class A common stock subject to possible redemption, 20,709,894 shares at March 31, 2022 and December 31, 2021 at $10.00 per share redemption value	207,098,940	207,098,940

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,177,473 shares issued and outstanding at March 31, 2022 and December 31, 2021	518	518
Additional paid-in capital	—	—
Accumulated deficit	(13,221,973)	(18,615,599)
Total Stockholders’ Deficit	(13,221,455)	(18,615,081)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$207,300,123	$207,379,545

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	For The Three Months Ended March 31,
	2022	2021

General and administrative expenses	$455,852	$1,097,391
Loss from operations	(455,852)	(1,097,391)

Other income:
Interest earned on investments held in Trust Account	20,855	28,133
Change in fair value of warrant liabilities	5,828,623	10,847,115
Total other income	5,849,478	10,875,248

Net income	$5,393,626	$9,777,857

Basic and Diluted weighted average shares outstanding of Class A common stock subject to possible redemption	20,709,894	20,709,894
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.21	$0.38

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	5,177,473	5,177,474
Basic and diluted net income per share, Class B non-redeemable common stock	$0.21	$0.38

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,177,473	$518	$—	$(18,615,599)	$(18,615,081)

Net income	—	—	—	—	—	5,393,626	5,393,626

Balance – March 31, 2022 (unaudited)	—	$—	5,177,473	$518	$—	$(13,221,973)	$(13,221,455)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,177,473	$518	$—	$(30,273,062)	$(30,272,544)

Net income	—	—	—	—	—	9,777,857	9,777,857

Balance – March 31, 2021 (unaudited)	—	$—	5,177,473	$518	$—	$(20,495,205)	$(20,494,687)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,393,626	$9,777,857
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,828,623)	(10,847,115)
Interest earned on investments held in Trust Account	(20,855)	(28,133)
Changes in operating assets and liabilities:
Prepaid expenses	5,375	11,295
Accounts payable and accrued expenses	117,199	849,211
Net cash used in operating activities	(333,278)	(236,885)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	73,000	—
Net cash provided by investing activities	73,000	—

Cash Flows from Financing Activities:
Advances from related party	238,376	—
Repayment of promissory note - related party	—	(170,337)
Payment of offering costs	—	(38,475)
Due from sponsor	—	141,979
Net cash provided by financing activities	238,376	(66,833)

Net Change in Cash	(21,902)	(303,718)
Cash – Beginning of period	24,970	1,017,569
Cash – End of period	$3,068	$713,851

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$(38,475)

The accompanying notes are an integral part of the unaudited condensed financial statements.

 LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income its investments.

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

Going Concern Consideration

As the Company is within the one-year timeframe of mandatory liquidation, a going concern disclosure is required. At March 31, 2022, the Company has $3,068 in its operating bank account, $207,118,963 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $3,177,540.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements  - Going Concern, the Company has until October 23, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 23, 2022, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to October 23, 2022, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had deferred tax assets of approximately $1,000,000 and $909,000 as of March 31, 2022 and December 31, 2021, respectively, each of which has a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,314,901	$1,078,725	$7,822,285	$1,955,572
Denominator:
Basic and diluted weighted average stock outstanding	20,709,894	5,177,473	20,709,894	5,177,474
Basic and diluted net income per common share	$0.21	$0.21	$0.38	$0.38

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. As of March 31, 2022 and December 31, 2021, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of shares of a mutual fund that invests solely in U.S. government securities. The fair value for these securities is determined using quoted market prices in active markets. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted price was used as the fair value as of each relevant date.

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

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $475,155 and $236,779 as of March 31, 2022 and December 31, 2021, respectively. The advances are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7.	STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 20,709,894 shares of Class A common stock issued and outstanding all of which are presented as temporary equity, respectively.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,177,473 shares of Class B common stock issued and outstanding, respectively.

NOTE 8.	WARRANT LIABILITY

At March 31, 2022 and December 31, 2021, there were 6,903,297 Public Warrants and 4,094,653 Private Placement Warrants outstanding to purchase an aggregate of 10,997,950 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b)12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

At March 31, 2022, the investments held in the Trust Account were comprised of $207,118,963 in a mutual fund that invests solely in U.S. Treasury securities. During the three months ended March 31, 2022, the Company withdrew $73,000 in interest income from the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$207,118,963	1	$207,171,108
Liabilities:
Warrant Liability – Public Warrants	1	$1,767,244	1	$5,421,160
Warrant Liability – Private Placement Warrants	2	$1,048,231	3	$3,222,938

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, for the period from the Initial Public Offering through the date the Public Warrants detached from the Units, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. The exchange traded price of the Public Warrants was used as the fair value as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table provides quantitative information regarding Level 3 fair value measurements:

Fair value as of January 1, 2022	$3,222,938
Transfer out of level 3	(3,222,938)
Fair value as of March 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the period ended March 31, 2022, was $3,222,938.

NOTE 10.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $5,393,626, which consisted of interest earned on investments held in the Trust Account of $20,855 and a change in fair value of warrant liability of $5,828,623, offset by general and administrative expenses of $455,852.

For the three months ended March 31, 2021, we had a net income of $9,777,857 , which consisted of interest earned on investments held in the Trust Account of $28,133 and a change in fair value of warrant liability of $10,847,115, offset by general and administrative expenses of $1,097,391.

Liquidity and Capital Resources

As of March 31, 2022, we had $3,068 in cash outside of the Trust Account. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

For the three months ended March 31, 2022, cash used in operating activities was $333,278. Net income of $5,393,626 was affected by interest earned on investments held in the Trust Account of $20,855, a change in fair value of the warrant liability of $5,828,623, and changes in operating assets and liabilities, which provided $122,574 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $236,885. Net income of $9,777,857 was affected by interest earned on investments held in the Trust Account of $28,133, a change in fair value of the warrant liability of $10,847,115, and changes in operating assets and liabilities, which provided $860,506 of cash from operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $207,118,963. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2022, we did withdrew an amount of $73,000 any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements  - Going Concern, the Company has until October 23, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 23, 2022, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to October 23, 2022, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

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

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income per Common Share

We calculate earnings per share to allocate net income evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed on March 30, 2021 (File No. 001-39140)

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Company’s Form 10-K filed on March 30, 2021 (File No. 001-39140)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFTERIS ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Karl Roessner
	Name:	Karl Roessner
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jon Isaacson
	Name:	Jon Isaacson
	Title:	Chief Financial Officer and Chief Corporate Development Officer
(Principal Financial Officer and Principal Accounting Officer)