Form 10-Q
period 2022-06-30
Lefteris Acquisition Corp.
filed 2022-08-15
CIK 1822873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, there were 20,709,894 shares of Class A common stock and 5,177,473 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LEFTERIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART 1 - FINANCIAL INFORMATION

LEFTERIS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

Item 1. Financial Statements

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$956	$24,970
Prepaid expenses	157,196	183,467
Total Current Assets	158,152	208,437

Investments held in Trust Account	207,398,615	207,171,108
Total Assets	$207,556,767	$207,379,545

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,877,161	$2,766,346
Income taxes payable	8,641	—
Advance from related parties	761,796	236,779
Total Current Liabilities	3,647,598	3,003,125

Warrant liability	1,209,775	8,644,098
Deferred underwriting fee payable	7,248,463	7,248,463
Total Liabilities	12,105,836	18,895,686

Commitments and Contingencies
Class A common stock subject to possible redemption, 20,709,894 shares at June 30, 2022 and December 31, 2021 at $10.00 per share redemption value	207,098,940	207,098,940

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,177,473 shares issued and outstanding at June 30, 2022 and December 31, 2021	518	518
Additional paid-in capital	—	—
Accumulated deficit	(11,648,527)	(18,615,599)
Total Stockholders’ Deficit	(11,648,009)	(18,615,081)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$207,556,767	$207,379,545

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$303,265	$667,840	$759,117	$1,765,231
Loss from operations	(303,265)	(667,840)	(759,117)	(1,765,231)

Other income:
Interest earned on investments held in Trust Account	279,652	7,405	300,507	35,538
Change in fair value of warrant liabilities	1,605,700	944,309	7,434,323	11,791,424
Total other income	1,885,352	951,714	7,734,830	11,826,962

Income before provision for income taxes	1,582,087	283,874	6,975,713	10,061,731
Provision for income taxes	(8,641)	—	(8,641)	—
Net income	$1,573,446	$283,874	$6,967,072	$10,061,731

Basic and Diluted weighted average shares outstanding of Class A common stock subject to possible redemption	20,709,894	20,709,894	20,709,894	20,709,894
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.06	$0.01	$0.27	$0.39

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	5,177,473	5,177,473	5,177,473	5,177,473
Basic and diluted net income per share, Class B non-redeemable common stock	$0.06	$0.01	$0.27	$0.39

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,177,473	$518	$—	$(18,615,599)	$(18,615,081)

Net income	—	—	—	—	—	5,393,626	5,393,626

Balance – March 31, 2022 (unaudited)	—	$—	5,177,473	$518	$—	$(13,221,973)	$(13,221,455)

Net income	—	—	—	—	—	1,573,446	1,573,446

Balance – June 30, 2022 (unaudited)	—	$—	5,177,473	$518	$—	$(11,648,527)	$(11,648,009)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,177,473	$518	$—	$(30,273,062)	$(30,272,544)

Net income	—	—	—	—	—	9,777,857	9,777,857

Balance – March 31, 2021 (unaudited)	—	$—	5,177,473	$518	$—	$(20,495,205)	$(20,494,687)

Net income	—	—	—	—	—	283,874	283,874

Balance – June 30, 2021 (unaudited)	—	$—	5,177,473	$518	$—	$(20,211,331)	$(20,210,813)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEFTERIS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,967,072	$10,061,731
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,434,323)	(11,791,424)
Interest earned on investments held in Trust Account	(300,507)	(35,538)
Changes in operating assets and liabilities:
Prepaid expenses	26,271	85,863
Accounts payable and accrued expenses	110,815	1,091,528
Income taxes payable	8,641	—
Net cash used in operating activities	(622,031)	(587,840)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	73,000	—
Net cash provided by investing activities	73,000	—

Cash Flows from Financing Activities:
Advances from related party	525,017	—
Repayment of promissory note - related party	—	(170,337)
Payment of offering costs	—	(43,475)
Due from sponsor	—	141,979
Net cash provided by (used in) financing activities	525,017	(71,833)

Net Change in Cash	(24,014)	(659,673)
Cash – Beginning of period	24,970	5,197
Cash – End of period	$956	$(654,476)

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$(43,475)

The accompanying notes are an integral part of the unaudited condensed financial statements.

 LEFTERIS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income its investments.

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

Going Concern Consideration

As the Company is within the one-year timeframe of mandatory liquidation, a going concern disclosure is required. At June 30, 2022, the Company has $956 in its operating bank account, $207,398,615 in securities held in the Trust Account and working capital deficit of $3,489,446.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements  – Going Concern, the Company has until October 23, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 23, 2022, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that should a Business Combination not occur and an extension is not requested by the Sponsor, any potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a Business Combination or obtain an extension on or prior to October 23, 2022, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$207,098,940
Less:
Proceeds allocated to Public Warrants	(7,613,646))
Class A common stock issuance costs	(11,374,600))
Plus:
Accretion of carrying value to redemption value	18,988,246
Class A common stock subject to possible redemption	$207,098,940

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering (see Note 3).

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company had deferred tax assets of approximately $1,014,000 and $909,000 as of June 30, 2022 and December 31, 2021, respectively, each of which has a full valuation allowance recorded against them.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 1.81% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.41% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent.  Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.”  The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR.

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

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,258,757	$314,689	$227,099	$56,775
Denominator:
Basic and diluted weighted average stock outstanding	20,709,894	5,177,473	20,709,894	5,177,473
Basic and diluted net income per common share	$0.06	$0.06	$0.01	$0.01

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$5,573,658	$1,393,414	$8,049,385	$2,012,346
Denominator:
Basic and diluted weighted average stock outstanding	20,709,894	5,177,473	20,709,894	5,177,473
Basic and diluted net income per common share	$0.27	$0.27	$0.39	$0.39

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. As of June 30, 2022 and December 31, 2021, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of shares of a mutual fund that invests solely in U.S. government securities. The fair value for these securities is determined using quoted market prices in active markets. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted price was used as the fair value as of each relevant date.

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

Advances from Related Party and Due to Sponsor

The Sponsor paid for certain operating costs on behalf of the Company amounting to $761,796 and $236,779 as of June 30, 2022 and December 31, 2021, respectively. The advances are non-interest bearing and are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 20,709,894 shares of Class A common stock issued and outstanding all of which are presented as temporary equity, respectively.

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

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,177,473 shares of Class B common stock issued and outstanding, respectively.

NOTE 8.	WARRANT LIABILITY

At June 30, 2022 and December 31, 2021, there were 6,903,297 Public Warrants and 4,094,653 Private Placement Warrants outstanding to purchase an aggregate of 10,997,950 shares of Class A common stock which are contingent upon the occurrence of future events as discussed below. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b)12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00  – Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

At June 30, 2022, the investments held in the Trust Account were comprised of $207,398,615 in a mutual fund that invests solely in U.S. Treasury securities. During the three and six months ended June 30, 2022, the Company withdrew $73,000 in interest income from the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$207,398,615	1	$207,171,108
Liabilities:
Warrant Liability – Public Warrants	1	$759,363	1	$5,421,160
Warrant Liability – Private Placement Warrants	2	$450,412	3	$3,222,938

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

The following table provides quantitative information regarding Level 3 fair value measurements:

Fair value as of January 1, 2022	$3,222,938
Transfer out of level 3	(3,222,938)
Fair value as of June 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the period ended June 30, 2022, was $3,222,938.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,573,446, which consisted of interest earned on investments held in the Trust Account of $279,652 and a change in fair value of warrant liability of $1,605,700, offset by general and administrative expenses of $303,265 and provision for income taxes of $8,641.

For the six months ended June 30, 2022, we had a net income of $6,967,072, which consisted of interest earned on investments held in the Trust Account of $300,507 and a change in fair value of warrant liability of $7,434,323, offset by general and administrative expenses of $759,117 and provision for income taxes of $8,641.

For the three months ended June 30, 2021, we had a net income of $283,874, which consisted of interest earned on investments held in the Trust Account of $7,405 and a change in fair value of warrant liability of $944,309, offset by general and administrative expenses of $667,840.

For the six months ended June 30, 2021, we had a net income of $10,061,731, which consisted of interest earned on investments held in the Trust Account of $35,538 and a change in fair value of warrant liability of $11,791,424, offset by general and administrative expenses of $1,765,231.

Liquidity and Capital Resources

As of June 30, 2022, we had $956 in cash outside of the Trust Account. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

For the six months ended June 30, 2022, cash used in operating activities was $622,031. Net income of $6,967,072 was affected by interest earned on investments held in the Trust Account of $300,507, a change in fair value of the warrant liability of $7,434,323, and changes in operating assets and liabilities, which provided $145,727 of cash from operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $587,840. Net income of $10,061,731 was affected by interest earned on investments held in the Trust Account of $35,538, a change in fair value of the warrant liability of $11,791,424, and changes in operating assets and liabilities, which provided $1,177,391 of cash from operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $207,398,615. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2022, we withdrew an amount of $73,000 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of June 30, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Except as disclosed below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

The risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination.” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

 We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

 On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the  Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

 Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFTERIS ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Karl Roessner
	Name:	Karl Roessner
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jon Isaacson
	Name:	Jon Isaacson
	Title:	Chief Financial Officer and Chief Corporate Development Officer
(Principal Financial Officer and Principal Accounting Officer)